Form 10-K/A
period 2004-06-30
DVI RECEIVABLES XIX LLC
filed 2005-06-27
CIK 1232440

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

(Mark One)
|X|           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                                       OR
|_|         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2004

                       Commission file number 333-74901-03

                           DVI Receivables XIX, L.L.C.
             (Exact name of registrant as specified in its charter)

                 Delaware                               54-2107799
         (State of Organization)            (I.R.S. Employer Identification No.)

            29 Daley Circle
            Marlborough, MA                               01752
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (508) 460-1585

Securities registered pursuant to Section 12(b) of the Act:

          Title of each class          Name of each exchange on which registered
                 None                               Not Applicable

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                 Yes |_| No |X|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

                        Not applicable to this Registrant

                       Documents Incorporated By Reference

List here under the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424 (b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

                        Not applicable to this Registrant

                                EXPLANATORY NOTE

      We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended June 30, 2004, which was originally filed on September 28, 2004, to file Exhibit 23.1, the Consent of Independent Registered Public Accounting Firm (the "Accountant's Consent), and Exhibit 99.1, the Annual Independent Accountant's Report (the "Annual Account Report"), pursuant to
Section 6.04 of the Contribution and Servicing Agreement. The original filing did not contain such Accountant's Consent or the Annual Accountant's Report.

      Reference is made to the following: (i) DVI Receivables XIX, L.L.C. Form 10-K for the fiscal year ending June 30, 2004, in which the issuer addressed the petition for reorganization under chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware, located in Wilmington, Delaware, filed by DVI, Inc. ("DVI"), DVI Business Credit Corporation (DVIBC") and DVI Financial Services, Inc., the former servicer of the issuer ("DVIFS" and together with DVI and DVIBC, the "Debtors"), and the effect of the Debtors' bankruptcy filing on the issuer particularly with respect to the issuer's ability to file all reports required by Section 13(a); and (ii) DVI Receivables XIX, L.L.C. Form 8-K, dated February 24, 2004, in which the Settlement Agreement among DVIFS, Lyon Financial Services d/b/a US Bancorp Portfolio Services, U.S. Bank National Association, the Ad Hoc Committee of Securitization Noteholders and other parties to settle outstanding issues and claims, was addressed as it applies to the issuer.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of June, 2005.


                                              DVI Receivables XIX, L.L.C.
                                              By DVI Receivables Corp. VIII,
                                              its Managing Member


                                              By: /s/ Dennis Buckley
                                                  ------------------------------
                                                  Dennis Buckley
                                                  Vice President

                                  EXHIBIT INDEX

EXHIBIT NO.

      23.         Accountant's Consent.

      31. Certification of Officer of DVI Receivables Corp. VIII, Managing Member for DVI Receivables XIX, L.L.C.

      99.         (A)   Annual Independent Accountants' Report pursuant to
                        Section 6.04 of the Contribution and Servicing Agreement

                  (B) Management's Assertion on Compliance with Specified Servicing Standards, Report of Management